Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2021-L7
filed 2022-03-30
CIK 1883246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-17

Central Index Key Number of the issuing entity: 0001883246

Morgan Stanley Capital I Trust 2021-L7

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

 Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

New York	38-4197301 38-4197302 38-7274806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2021-L7 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the One SoHo Square mortgage loan, which is serviced pursuant to the SOHO 2021-SOHO trust and servicing agreement attached hereto as Exhibit 4.2; and

•   the Helios Plaza mortgage loan, which was serviced pursuant to the MSC 2021-L7 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 10/13/21 to 11/30/21) and, following the securitization of the related lead servicing note, the BBCMS 2021-C12 pooling and servicing agreement attached hereto as Exhibit 4.3 (from 11/30/21 to 12/31/21).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the SOHO 2021-SOHO trust and servicing agreement, pursuant to which the One SoHo Square mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2021-L7 special servicer, is not affiliated with any sponsor and services only the One SoHo Square mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as SOHO 2021-SOHO special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   U.S. Bank National Association is the custodian under the SOHO 2021-SOHO trust and servicing agreement, pursuant to which the One SoHo Square mortgage loan is serviced. Because U.S. Bank National Association is not the MSC 2021-L7 custodian, is not affiliated with any sponsor and services only the One SoHo Square mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, U.S. Bank National Association, as SOHO 2021-SOHO custodian, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.9, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated October 13, 2021.  In addition, (i) KeyBank National Association, the master servicer under the BBCMS 2021-C12 pooling and servicing agreement, pursuant to which the Helios Plaza mortgage loan is serviced, is also the master servicer under the MSC 2021-L7 pooling and servicing agreement and the servicer under the SOHO 2021-SOHO trust and servicing agreement; (ii) LNR Partners, LLC, the special servicer under the BBCMS 2021-C12 pooling and servicing agreement, pursuant to which the Helios Plaza mortgage loan is serviced, is an affiliate of Starwood Mortgage Capital LLC, one of the sponsors of the MSC 2021-L7 securitization; and (iii) Computershare Trust Company, National Association, the custodian under the BBCMS 2021-C12 pooling and servicing agreement, pursuant to to which the Helios Plaza mortgage loan is serviced, is also a servicing function participant under the MSC 2021-L7 pooling and servicing agreement.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of October 1, 2021, between Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as master servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-227446-17 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of July 30, 2021, between GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as certificate administrator, trustee and Custodian, and Pentalpha Surveillance LLC, as operating advisor, relating to the SOHO Trust 2021-SOHO securitization transaction, pursuant to which the One SoHo Square Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2021, Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BBCMS 2021-C12 securitization transaction, pursuant to which the Helios Plaza Mortgage Loan was serviced from 11/30/21 to 12/31/21 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 6, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 KeyBank National Association, as Master Servicer

33.6 KeyBank National Association, as Special Servicer (see Exhibit 33.5)

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21) (see Exhibit 33.5)

33.9 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21) (see Exhibit 33.5)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21)

33.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21)

33.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21)

33.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 KeyBank National Association, as Master Servicer

34.6 KeyBank National Association, as Special Servicer (see Exhibit 34.5)

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21) (see Exhibit 34.5)

34.9 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21) (see Exhibit 34.5)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21)

34.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21)

34.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21)

34.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 KeyBank National Association, as Master Servicer

35.6 KeyBank National Association, as Special Servicer (see Exhibit 35.5)

35.7 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 10/13/21 to 12/31/21) (see Exhibit 35.5)

35.8 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21) (see Exhibit 35.5)

35.9 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21)

35.10 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 11/30/21 to 12/31/21)

(99.1) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and Bank of Montreal (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.5) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.6) Co-Lender Agreement, dated as of October 12, 2021, by and between Bank of Montreal, as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder and initial note A-4 holder, and Barclays Capital Real Estate Inc., as initial note A-5 holder, relating to the Helios Plaza loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.7) Agreement Between Noteholders, dated as of September 16, 2021, between KeyBank National Association, as initial note A-1 holder, KeyBank National Association, as initial note A-2 holder, KeyBank National Association, as initial note A-3 holder, and KeyBank National Association, as initial note A-4 holder, relating to the Superstition Gateway loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of July 30, 2021, between Goldman Sachs Bank USA, as initial note A-1-S holder, initial note A-1-C-1 – A-1-C-8 holder and initial note B-1 holder, DBR Investments Co. Limited, as initial note A-2-S holder, initial note A-2-C-1 – Note A-2-C-6 holder and initial note B-2 holder, and Bank of Montreal, as initial note A-3-S holder, initial note A-3-C-1 – note A-3-C-3 holder and initial note B-3 holder, relating to the One Soho Square loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(99.9) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022