Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2021-L7
filed 2023-03-29
CIK 1883246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

EXPLANATORY NOTES

The MSC 2021-L7 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the One SoHo Square mortgage loan, which is serviced pursuant to the SOHO 2021-SOHO trust and servicing agreement attached hereto as Exhibit 4.2; and

•   the Helios Plaza mortgage loan, which is serviced pursuant to the BBCMS 2021-C12 pooling and servicing agreement attached hereto as Exhibit 4.3.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.9, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under the pooling and servicing agreement.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2021, Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BBCMS 2021-C12 securitization transaction, pursuant to which the Helios Plaza Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 6, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

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

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5 KeyBank National Association, as Master Servicer

33.6 KeyBank National Association, as Special Servicer (see Exhibit 33.5)

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.9 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22)

33.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22)

33.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22)

33.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5 KeyBank National Association, as Master Servicer

34.6 KeyBank National Association, as Special Servicer (see Exhibit 34.5)

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.9 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22)

34.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22)

34.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22)

34.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 KeyBank National Association, as Master Servicer

35.6 KeyBank National Association, as Special Servicer (see Exhibit 35.5)

35.7 KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.8 KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.9 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22)

35.10 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/22 to 12/31/22)

(99.1) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

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

Date:  March 28, 2023