Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2021-L7
filed 2026-03-25
CIK 1883246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    KeyBank National Association, as Master Servicer

33.6    KeyBank National Association, as Special Servicer (see Exhibit 33.5)

33.7    Pentalpha Surveillance LLC, as Operating Advisor

33.8    KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.9    KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.10 K-Star Asset Management LLC, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25)

33.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25)

33.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25)

33.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    KeyBank National Association, as Master Servicer

34.6    KeyBank National Association, as Special Servicer (see Exhibit 34.5)

34.7    Pentalpha Surveillance LLC, as Operating Advisor

34.8    KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.9    KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.10 K-Star Asset Management LLC, as Special Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25)

34.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25)

34.12 U.S. Bank National Association, as Custodian under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25)

34.13 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    KeyBank National Association, as Master Servicer

35.6    KeyBank National Association, as Special Servicer (see Exhibit 35.5)

35.7    KeyBank National Association, as Master Servicer under the SOHO 2021-SOHO securitization, pursuant to which the following mortgage loans were serviced by such party: One SoHo Square (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.8    KeyBank National Association, as Master Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.9    LNR Partners, LLC, as Special Servicer under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25)

35.10 Computershare Trust Company, National Association, as Custodian under the BBCMS 2021-C12 securitization, pursuant to which the following mortgage loans were serviced by such party: Helios Plaza (from 1/1/25 to 12/31/25)

(99.1) Mortgage Loan Purchase Agreement, dated September 30, 2021, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 13, 2021 under SEC File No. 333-227446-17 and incorporated by reference herein).

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

Date:  March 25, 2026